Form 10QSB
period 1998-09-30
MOUNT VINTAGE PLANTATION GOLF CLUB LLC
filed 1998-12-23
CIK 1065933

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934



                        Commission file number 333-59029


                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
       (Exact name of small business issuer as specified in its charter)


          South Carolina                                          57-1069631
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

                            108 1/2 Courthouse Square
                                  P.O. Box 706
                         Edgefield, South Carolina 29824
                    (Address of principal executive offices)

                                  (803) 637-5304
                            Issuer's telephone number

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

                         PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


a.)              MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                                  BALANCE SHEET
                                   (Unaudited)

                               September 30, 1998


ASSETS


Current Assets

   Cash and cash equivalents                              $ 20,000
                                                          ========




     MEMBERS' EQUITY                                      $ 20,000
                                                          ========











                        SEE NOTES TO FINANCIAL STATEMENTS

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management the accompanying unaudited financial statements contain all adjustments necessary to fairly present the financial results for the interim period presented. The results of operations for any interim period are not necessarily indicative of the results to be expected for the entire year.

ORGANIZATION AND BUSINESS ACTIVITIES - Mount Vintage Plantation Golf Club, LLC (the Company) was organized to develop and operate a single golf course at Mount Vintage Plantation, a residential and equestrian community. The Company is a development stage enterprise as defined by Statement of Financial Standards Number 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all of its efforts to establish a new business. The Company's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations nor has any expense been incurred; therefore, no income statement is presented.

BASIS OF ACCOUNTING - The Company prepares its financial statements on the accrual basis of accounting.

USE OF ESTIMATES - Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

INCOME TAXES - The Company is not a taxpaying entity for federal income tax purposes; thus, no income tax expense is recorded in the statements. Income from the Company is taxed to the members in their individual returns.

The following accounting policies will be enacted upon the commencement of the Company's planned principal operations.

      INVENTORIES - Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Provisions for depreciation and amortization are made by charges to income at rates based upon the estimated useful lives of the assets and are computed by the straight-line method for financial statement purposes and accelerated method for tax purposes. Major additions for capital assets are capitalized as projects are constructed. Interest incurred during the construction phase of the fixed assets is reflected in the capitalized value of the asset constructed. Improvements incurred to develop the golf course will be amortized over their useful life. The costs attributable to the raw land will not be depreciated. Maintenance expenditures will be expensed as incurred.

      MEMBERSHIP DUES - Membership dues are recognized as revenue in the applicable membership period. Any unearned amounts are included in deferred revenue at the end of each accounting period.

      INITIATION FEES - Initiation fees are recorded as revenue over the life of an expected membership of ten years. The initial Membership Units sold through the Company's Form S-11 Prospectus provides the purchaser of the Unit with the right to a waiver of the initiation fee. The Company will allocate these proceeds between equity and deferred revenue upon the sale of a Membership Unit. This provision is unique to the Membership Units offered in the Prospectus. The Company's operating agreement does not require all Membership Units contain this provision.

      ADVERTISING - The Company follows the policy of charging the costs of advertising to expense as incurred.

      PREOPENING AND ORGANIZATIONAL COSTS - Per Statement of Position (SOP) 98-5, costs of preopening activities, including organizational costs, should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company plans to adopt the new standard during the current fiscal year.

NOTE 2 - LIMITED LIABILITY CORPORATION

The Company has been organized as a South Carolina Limited Liability Company by the issuance of a certificate of organization for the Company by the Secretary of State of South Carolina. As a result, the members' liability is limited. MV Development Co., LLC is designated as the Manager (See Note 3).

NOTE 3 - LAND CONTRIBUTION

MV Development Company, LLC, the Company's Manager, will contribute approximately 243 acres of land located within Mount Vintage Plantation to the Company in exchange for 48 Membership Units. The transaction will be recorded at historical cost.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

The Company is a newly-formed, manager-managed, term limited liability company organized under the laws of the State of South Carolina and has never conducted any business. The Company was formed solely to develop and operate the golf course at Mount Vintage Plantation, a residential and equestrian community located between Edgefield, South Carolina and Augusta, Georgia. The manager of the Company is MV Development Company, LLC, a South Carolina limited liability company. The Company's term of existence ends on December 31, 2050; however, the Company can be liquidated earlier by MV Development Company or by other means as provided in the Operating Agreement. MV Development Company has no plans at this time to liquidate the Company prior to the end of its term. The Company will liquidate on December 31, 2050 and distribute its assets unless previously liquidated or unless the Members vote to amend the Operating Agreement to extend the term of the Company's existence.

The golf course, which will be called Mount Vintage Plantation Golf Club, will be located in the center of Mount Vintage Plantation, the common areas of which are owned and managed by MV Development Company. The golf course will be an 18-hole championship course and the Company intends for the facilities of the golf course to include a clubhouse, cart storage facility, maintenance facility, parking lot and course improvements, including signage, tee markers and cart paths. Title to the land is currently held by Mount Vintage Property Co., Inc., which owns a majority interest in MV Development Company. Prior to or at consummation of the offering of the Company's membership units as described below, the Company expects that Mount Vintage Property Co., Inc. will cause the land to be transferred to MV Development Company, which will in turn contribute the land to the Company free and clear of all liens and encumbrances other than any lien imposed by a credit facility, which the Company intends to enter into to help finance the development and operation of the golf course.

Construction of the golf course began in October of 1998. The Company hopes to complete construction of the course in May of 1999 and begin seeding at that time so that the course will be ready for play by September of 1999. The Company expects to open the golf course for play prior to completion of the club house. The Company expects that total cost of development of the golf course will be approximately $6.3 million. Development of the golf course is currently being financed by MV Development Company.

The Company is offering up to 150 membership units at a price of $20,000 each with an aggregate offering price of $3,000,000. The offering was registered with the Securities and Exchange Commission on Form S-11, which registration statement was declared effective on November 9, 1998 (Commission File No. 333-59029). Investors must subscribe prior to the subscription deadline of December 31, 1998 and must pay $1,000 per membership unit to be purchased upon subscribing to the offering. If the minimum subscription of 150 membership units is not achieved by December 31, 1998 subscriber's funds will be returned with interest as more fully described in the Prospectus contained in the Company's Form S-11. If the offering is fully subscribed on or before December 31, 1998, the offering will be consummated, and the balance of the purchase price of the membership units will be due within fifteen (15) days of the consummation of the offering. The Company intends to use the net offering proceeds for the following purposes in the order of priority in which they are listed. MV Development Company has paid all of the expenses related to the development of the golf course prior to the consummation of the offering, and offering proceeds will first be used to purchase all assets from MV Development Company related to the development of the golf course prior to consummation of the offering. The price of the assets will equal the expenses and fees incurred by MV Development Company in the development of the golf course prior to consummation of the offering plus interest accruing at a rate equal to the prime rate as quoted in the WALL STREET JOURNAL. Remaining proceeds will be used to directly finance development of the golf course.

The Company expects the proceeds of this offering to cover all of its expenditures through February of 1999, after which it will require borrowing under a credit facility to continue to finance expenditures. The Company expects total expenditures from November 1, 1998 to September 30, 1999 to be approximately $5,254,000. Of this amount, the Company expects that approximately $296,000 will be related to the cost of designing the golf course, market studies, legal, accounting and offering fees and pre-opening marketing costs. The Company expects that, approximately $374,000 will be related to the purchase, lease, or maintenance of equipment, approximately $829,000 will be related to the construction of the golf course club house, cart storage and maintenance facilities and grounds, $184,000 will be related to construction interest and $71,000 will be a reserve for operating losses. The Company expects to borrow approximately $2,746,000 under the credit facility and use $2,508,000 out of the expected $3,000,000 of gross offering proceeds to finance these expenditures. As of this filing actual development costs have not materially differed from those projected in the Company's Form S-11 Prospectus previously filed with the SEC. The Company expects to have thirty-four (34) employees, including full-time and part-time, by the end of December 1999.

Year 2000

All technology users including the Company face a potential "Year 2000" or "Y2K" problem. The Company believes that is not as susceptible to Year 2000 problems as many other companies because it is a new company with no existing equipment or contract with third parties who are susceptible to the Year 2000 problem. The Company has not and does not expect to expend a material amount of resources to address Year 2000 problems. The Manager will adhere to a policy of purchasing equipment that uses computer programs only if the equipment comes with a warranty that it is "Year 2000 compliant." Similarly, the Manager will adhere to a policy of contracting with third party suppliers and other contractors who will provide the Company with satisfactory representations or warranties regarding such third party's Year 2000 compliance. In the Company's worst case Year 2000 scenario, a supplier would cease to be able to meet its obligations to the Company in which case the Company would seek an alternative supplier. The Company cannot estimate the cost of such contingency but does not believe such cost would be substantial.

Other

Item 1.          Legal Proceedings - None.

Item 2.          Changes in Securities -

      The Company is offering 150 of its membership units at a price of $20,000 each or an aggregate price of $3,000,000. The offering has been registered with the Securities and Exchange Commission on Form S-11, which registration statement was declared effective on November 9, 1998 (Commission File No. 333-59029). The Company began selling and accepting offers to buy the membership units on November 18, 1998. The Company has received and expects to continue to receive subscriptions to the offering; however, no membership units will be sold unless and until the offering is consummated. The offering must be fully subscribed by December 31, 1998, or else the Company must return all subscription funds received to subscribers. If the offering is consummated, subscribers must pay the balance due on the purchase price of their membership units within fifteen (15) days of the date of consummation. No underwriters are being used in connection with the offering.

Item 3.      Defaults Upon Senior Securities - None.

Item 4.      Submission to a Vote of Security Holders - None.

Item 5.      Other Information - None.

Item 6.          Exhibits and Reports on Form 8-K
                    (a)  Exhibits -
                         3.1 Articles of Organization of the Company:
                             Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-59029, hereinafter, the "S-11").

                         3.2 Operating Agreement of the Company: Included as
                             Exhibit A to the Prospectus contained in the S-11.

                         4.1 Articles of Organization of the Company: Included
                             in Exhibit 3.1.

                         4.2 Operating Agreement of the Company: Included in
                             Exhibit 3.2.

                         10.1 Construction Contract between the Company and
                             Champion Contracting Company: Incorporated by reference to Exhibit 10.3 to the S-11.

                         27.1 Financial Data Schedule: Included in electronic
                             filing only.

                    (b) Reports on Form 8-K. No report on Form 8-K was filed during the quarter ended September 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    Mount Vintage Plantation Golf Club, LLC

                                    ------------------------------------------
                                    Donald P. Howard
                                    President, duly authorized representative

                                    Date: