Form 10KSB
period 1998-12-31
MOUNT VINTAGE PLANTATION GOLF CLUB LLC
filed 1999-04-15
CIK 1065933

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934


                        Commission file number 333-59029

                 MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
       (Exact name of small business issuer as specified in its charter)


        South Carolina                                   57-1069631
(State or other jurisdiction of                         (IRS Employer
incorporation or organization)                        Identification No.)

108 1/2 Courthouse Square
P.O. Box 706
Edgefield, South Carolina                                   29824
(Address of principal executive offices)                  (Zip code)

                                 (803) 637-5304
                           (Issuer's telephone number)

        Securities registered under Section 12 (b) of the Exchange Act:

               None.

        Securities registered under Section 12 (g) of the Exchange Act.

               None.


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB [X]

State issuer's revenues for its most recent fiscal year: $0

Market value information for the registrant's membership interests is not available because the membership interests are not traded on any market. Should a trading market develop for these interests, it is the Manager's belief that the aggregate market value of the voting members' interest would not exceed $3,980,000.

PART I

Certain items discussed in this annual report on Form 10-K may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors including, but not limited to, competition, seasonality, adverse weather, construction delays, and course conditions, which may cause the actual results, performance or achievements of Mount Vintage Plantation Golf Club, LLC (the "Company") to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM I

BUSINESS

The Company was formed on May 26, 1998 and is a manager-managed, term limited liability company organized under the laws of the State of South Carolina and has not commenced its principal business activities. The Company was formed solely to develop and operate the golf course at Mount Vintage Plantation, a residential and equestrian community located between Edgefield, South Carolina and Augusta, Georgia. The manager of the Company is MV Development Company, LLC ("MV Development Company"), a South Carolina limited liability company. The Company's term of existence ends on December 31, 2050; however, the Company can be liquidated earlier by MV Development Company or by other means as provided in the Operating Agreement. MV Development Company has no plans at this time to liquidate the Company prior to the end of its term. The Company will liquidate on December 31, 2050 and distribute its assets unless previously liquidated or unless the Members vote to amend the Operating Agreement to extend the term of the Company's existence.

PRINCIPAL MARKET

The principal market for the Company's golf course is the Augusta, Georgia and North Augusta and Aiken, South Carolina area. The Company seeks to appeal to the "upscale" golfer who is interested in playing golf at a particularly beautiful course with top-quality amenities such as bent-grass greens, concrete cart paths and high quality service. The Company is initially marketing play to both daily-fee players and members of the private club associated with the Company. As the company's reputation develops and more residents move into the Mount Vintage Plantation residential community, the Company hopes to shift its emphasis and cater primarily to private club members, including both residents of Mount Vintage Plantation and nonresidents.

In addition, the Company seeks to attract daily-fee players visiting the area during the week of the Masters Tournament held in the Spring of every year in Augusta, Georgia. The Company expects to charge a higher daily fee for play during Masters Week, and expects to continue to cater to this special market even after it shifts its main emphasis to private club players.

COMPETITION

Once the Company's golf course (the "Golf Course") opens, the Company's primary areas of competition will be Aiken and North Augusta, both in South Carolina, and Augusta, Georgia. The area within a thirty to fifty mile radius of the Golf Course has the equivalent of approximately 40 18-hole golf courses. The Company believes that while its area of competition is highly competitive, there are adequate rounds of play remaining to be captured to enable the Company to compete successfully.

The primary modes of competition in the golf industry are quality of the course, price, convenience of location and aesthetics. Courses in the greater Augusta market are more conveniently located to a larger population base than is the Golf Course. The Golf Course will be highly dependent on attracting golf rounds from the Aiken and Augusta markets. The Company believes that the beauty of the terrain of the Golf Course will be one of its primary competitive advantages. The Company believes that the Golf Course will compete most directly with the higher-quality, up-scale golf properties in the area including Jones Creek, the River Club, the North Augusta Country Club, the Pine Ridge Country Club and Forest Hills Golf Club. The Company expects to compete with these up-scale clubs by charging greens fees comparable to the low end of the range fees charged by these competitors. The Company also expects to compete with lower-priced clubs, which it will do by offering a higher-quality golf experience. All of the golf clubs with which the Company will compete offer some type of membership in the form of either an annual greens fee or initiation fee with monthly dues. The Company believes that rounds played in the competitive area are divided roughly equally between public rounds on the one hand and member and outing rounds on the other hand. The Company will offer semi-private play, which combines memberships based on an initiation fee with annual dues and daily-fee play for non-members.

THE GOLF COURSE

The Golf Course, which will be called Mount Vintage Plantation Golf Club, will be located in the center of Mount Vintage Plantation, the common areas of which are owned and managed by MV Development Company. The Golf Course will be an 18-hole championship course and the Company intends for the facilities of the Golf Course to include a clubhouse, cart storage facility, maintenance facility, parking lot and course improvements, including signage, tee markers and cart paths. As of December 31, 1998, MV Development Company, contributed land to the Company free and clear of all liens and encumbrances in exchange for 48 membership units. This land is being developed as the Golf Course. See "Item 2:
Description of Properties".

"MOUNT VINTAGE" TRADEMARK PROTECTION

Mount Vintage Property Co., Inc., one of the Company's parent entities, has applied for protection of the mark "Mount Vintage" used in connection with the golf club and golf course services with the U.S. Patent and Trademark Office. If no opposition is filed, the Commissioner of Patents and Trademarks may issue a notice of allowance pursuant to section 13(b) of the statute. Samples of the marks are available for review at the Company's office located at 108 1/2 Courthouse Square, Edgefield, South Carolina. The Company will use the mark under license from Mount Vintage Property Co., Inc.

On March 1 and 23, 1999, Mount Vintage Property Co., Inc. received notice of allowance to use said mark. Mount Vintage Property Co., Inc. is presently in the process of filing a statement of first use relating to the mark.

The Company believes that the protection of the mark is important to the future identity and promotion of the Golf Course. It views the rights of trademark as important as it presents the intrinsic value of the name.

CONSTRUCTION OF THE GOLF COURSE

Construction of the Golf Course began in October of 1998. The Company hopes to be substantially complete with construction of the course in May of 1999 and begin seeding at that time so that the course will be ready for play by October of 1999. The Company expects to open the Golf Course for play prior to the completion of the clubhouse. The Company expects that total cost of development of the Golf Course will be approximately $6.3 million. Prior to December 31, 1998 development of the Golf Course was financed by MV Development Company. The following is a summary of the construction progress as of this filing:

- 121 acres have been cleared and grubbed to make room for the construction of the golf course and clubhouse.

-       Rough grading completed on the course, except for holes 2, 3 and 16.
- Finish-shaping of greens completed on the course, except for holes 2 and 3.
- Finish-shaping of tees completed on the course, except for holes 2,3 and 16.
- Finish-shaping of bunkers completed on the course, except for holes 2,3 and 16.
- Finish-shaping of fairways and rough completed on the course, except for holes 2, 3 and 16.
- Storm drainage has been completed on the course, except for holes 2, 3 and 16.
- Greens drainage has been completed on the course, except for holes 2, 3 and practice green 1.
- Bunker outfall pipe has been completed on the course, except holes, 2, 3, 16 and practice fairway.
- Irrigation has been installed on the course, except on holes 2,3,9,10,11 and practice fairway.
- 8,500 linear feet of cart paths have been completed on the course. There will be a total of 32,000 linear feet of cart paths on the course when completed.
- Clubhouse site grading has been completed. Footers for the clubhouse are in the process of being poured.
- Three dozen trees have been transplanted on the golf course from areas on the practice fairway and clubhouse site, which had to be graded and would not have allowed these trees to remain in these locations.

The completion of the irrigation system is critical to the "grow-in" phase of the construction schedule. Work on the irrigation lake is slightly behind schedule as of this report, however, barring any further construction delays, the Company believes the "grow-in" schedule necessary for play by October of 1999 is achievable. However, risks of further delays (see Part I on risk factors) could cause the Golf Course not to be opened on the scheduled date.

ENVIRONMENTAL AND REGULATORY APPROVALS

In order to construct the Golf Course, the Company must obtain several federal and state permits, approvals and authorizations, including, without limitation, a permit from the U.S. Corps of Engineers for dredging and filling wetlands, containing a mitigation plan as required by federal environmental laws or regulations, and a storm management and erosion control permit (grading permit) from the S.C. Department of Health and Environmental Control (DHEC).

Specifically, the project consists of filling and flooding wetlands in order to construct road crossings, golf course fairways, and ponds. The project proposes to fill .30 acres of wetlands, flood 1.02 acres of wetlands, and impact a total of 9,477 linear feet of streams. The MV Development Company/Mount Vintage Plantation Golf Club have offered a compensatory mitigation package which will preserve 39.64 acres of wetlands, 10.11 acres of upland buffers, and create 1.50 acres of forest wetlands.

The Company, has applied for all necessary permits and/or approvals, and the Company has already received a grading permit from DHEC that permits grading to begin on the portion of the project not subject to Corps of Engineers approval.

The Company believes that the receipt of all requested permits and approvals are fundamental to the successful completion of the construction of the Golf Course and facilities and ultimately to the success of the Company. In view of the importance of these permits and approvals, the Company has engaged H2L, Inc. engineers, and Ecological Associates, Inc. to assist it in acquiring the necessary permits and approvals. Specifically, Ecological Associates, an ecological, environmental and natural resources consulting company has led the effort to obtain the above mentioned permits and approvals. The Company has paid H2L, Inc. and Ecological Associates $4,112 to date against an expected total budget estimate of $10,428. Ecological Associates has assisted in the development of the Company's mitigation plan. In summary, the plan presents a declaration of restrictive covenants for wetland preservation for certain real property consisting of 43,210 linear feet (40.44 acres) of preserved streams and wetlands and 50.38 acres of upland buffer in consideration of the issuance of Department of the Army (a 404 Corps of Engineers Permit) Permit Number P/N 98-1A-335-W and a 401 Water Quality Certification by the S.C. Department of Health and Environmental Control (SCDHEC).

The Company believes its mitigation plan is compatible with the long term viability of the project.

Substantial progress has been made in the approval process and the Company believes all approvals will be obtained so that the construction effort will remain on schedule. However, there can be no assurance that the Company will obtain all the necessary permits and approvals needed. Failure to obtain one or more of these permits or approvals could delay construction of the Golf Course and/or require substantial modification in the plans for construction of the Golf Course, which could have a material adverse effect on the Company.

EMPLOYEES

The Company currently has one full-time employee, but expects to have thirty-four (34) employees, including twenty-four (24) full-time and ten (10) part-time and seasonal, by December 31, 1999.

THE OFFERING

Last year, the Company offered up to 150 membership units (the "Membership Units") at a price of $20,000 each with an aggregate offering price of $3,000,000. The "Offering" was registered with the Securities and Exchange Commission on a Registration Statement on Form S-11, which registration statement was declared effective on November 9, 1998 (Commission File No. 333-59029). The Offering was fully subscribed as of December 31, 1998, and the balance of the purchase price of the Membership Units were collected within fifteen (15) days of the consummation of the Offering. The Company has used, or intends to use, the Offering proceeds as discussed in "Item 6."

REPORTS AND AVAILABLE INFORMATION

Pursuant to the requirements of the Company's operating agreement, the Company will provide its members with an annual report containing audited financial statements of the Company. The Company files periodic reports required by
Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the SEC pursuant to Section 15(d) of the Exchange Act. Such reports include annual reports on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on the Form 8-K. The public may read and copy any materials the Company files with SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files its reports electronically. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. The Company has no Internet address.

ITEM 2

DESCRIPTION OF PROPERTIES

As of December 31, 1998 the Company's only property consisted of 252.6 acres of land contributed by MV Development Company, LLC in exchange for 48 Membership Units. The 252.6 acres is 9.6 acres more than originally intended to be contributed by the Manager. This additional 9.6 acres was included in the "golf course tract" conveyance at no additional cost to the Company. This additional acreage benefits the Company by including all of the proposed pond on Dry Branch Creek, as opposed to partial control of the pond via a pond center line boundary. The Manager contributed the land to the Company free and clear of all liens and encumbrances. As of this filing, the land is encumbered as more fully described under "Development of the Property". The land is located approximately 10 miles south of Edgefield, South Carolina, 13 miles north of Augusta, Georgia and 16 miles west of Aiken, South Carolina on Mount Vintage Plantation which encompasses approximately 4,000 acres of land between Sweetwater Road, (S.C. Highway 34) and U.S. Highway 25. The land was appraised in June of 1998 to have a fair market value to be $960,000. Accordingly, the carrying amount of the land as of December 31, 1998 is $960,000.

The Company borrowed money from the Manager to finance initial development of the Golf Course. The Company expects to complete development of the Golf Course and provide initial working capital through a bank credit facility with a commercial bank. The Company has no plans to engage in further borrowing at this time. The Company has invested in the Golf Course land primarily for the purpose of producing income. The Company does not expect to invest in any other real estate. The Company does not expect to materially engage in any of the following activities: making loans to other persons or entities, investing in the securities of other entities in order to exercise control, underwriting the securities of other issuers, engaging in the purchase or sale of investments, investing in mortgages or investing in other securities. The Company has issued 48 Membership Units to the Manager in a private placement separate from the

Offering in exchange for the land for the Golf Course. The Company does not expect to issue any further Membership Units in exchange for property.

MOUNT VINTAGE PLANTATION

The Golf Course which will bear the name of "Mount Vintage Plantation Golf Club" will be located in the center of Mount Vintage Plantation (the "Plantation"), the common areas of which are owned and managed by the Manager. The Plantation is located approximately 10 miles south of Edgefield, South Carolina, 13 miles north of Augusta, Georgia and 16 miles west of Aiken, South Carolina. The Plantation encompasses approximately 4,000 acres of land between Sweetwater Road (S.C. Highway 34) and U.S. Highway 25.

Mount Vintage Plantation is a residential and equestrian community. Portions of the Plantation are being developed into housing and recreational areas consistent with maintaining the natural beauty of the property. The Plantation currently includes 25 lots of 2 to 5 acres each, some located around a pond, and several 8 to 15 acre mini-farms. It is expected that upon completion of development, the Plantation will comprise in excess of 400 lots. All properties sold within the Plantation are subject to restrictions designed to protect its natural beauty. As of February 28, 1999, 22 lots had been sold in the Plantation and 2 more were under contract.

The Manager, in its capacity as the developer of Mount Vintage Plantation, may in the future offer to pay the club membership initiation fees for lot purchasers as an incentive to purchase lots at Mount Vintage Plantation. Payment of such fees will come from the Manager's own funds, and no Company funds will be used to pay these initiation fees. The Manager has not yet determined whether it will pay such initiation fees.

GOLF COURSE REAL ESTATE

The Golf Course will be located on the land, and comprises approximately 252.6 acres located in the western portion of Mount Vintage Plantation. The topography of the land varies from level to undulating or rolling terrain with several small, meandering creeks and branches, which provide sources of irrigation for the Golf Course. Much of the acreage is covered with old, massive hardwoods and southern pines with many unusual rock outcroppings.

The Golf Course will be an 18-hole championship course with what the Company expects will be a maximum play of 6,985 yards from the back tees. The Company expects the course to offer four sets of tees at a variety of lengths to provide an enjoyable experience to a broad range of golfers with the play from the shortest tees at about 5,245 yards. The Company expects the course to have bent grass greens and Bermuda tees and fairways, with a season overseed of rye grass. The Company intends for the course to have a traditional mix of holes with 4 pars 3s, 4 par 5s and 10 par 4s. The current plan design includes a traditional "returning nines" concept with holes one and ten beginning, and holes nine and eighteen returning near the clubhouse facility. The Company intends to locate a practice range (including target greens and practice bunkers) and a practice putting green adjacent to the clubhouse. Current plans include "Clubhouse to Clubhouse" eight-foot wide concrete cart paths throughout the golf course with quality signage, markers and ball washers.

The Company expects the quality of the greens to meet USGA specifications. The Company intends for the irrigation system to be designed to provide a fully independent water supply for the Golf Course. Water will be pumped from on-site lakes. Bulkheading, stonework, bridges and related woodwork are expected to be constructed and installed for bank stabilization, erosion control and aesthetics.

The Company intends for the facilities of the Golf Course to include a clubhouse, cart storage facility, maintenance facility, parking lot and course improvements, including signage, tee markers and cart paths. The clubhouse, cart storage and other out-buildings are currently being designed to follow an old Southern plantation theme. The planned clubhouse is expected to be approximately 5,500 square feet of which 3,000 square feet will be of new construction. The main core of the clubhouse facility is a currently-existing 2,500 square foot 1840's vintage Southern plantation house. The overall atmosphere and architectural style of the facilities will be consistent with the old structure. The new construction will include mens and ladies locker rooms which will be approximately 1,000 square feet and a dining facility of approximately 1,000 square feet. In addition, the clubhouse will have a golf shop of moderate size, small offices for administrative activities and storage. In addition to the planned clubhouse, cart storage facility and maintenance facility, the Golf Course may also include a pool, pool pavilion and tennis facilities; however, no decision has been made on these matters at this time. The Company expects to spend approximately $4.8 million on improvements to the real estate in construction of the Golf Course and related buildings and facilities. See "Item 6: Management's Discussion and Analysis or Plan of Operation".

The Company believes that the land is suitable for the development of a high-quality golf course. The Company believes that the aesthetic appeal of Mount Vintage Plantation, home pricing, quality of construction and restrictions regarding construction provide a suitable setting for the Golf Course. The fairways and greens would be situated adjacent to an up-scale neighborhood with rolling terrain of woodlands and pasture land. There is an abundance of water available to the site for irrigation, since there are various streams and branches meandering through the land. The climate in the Augusta, Georgia - Edgefield, South Carolina area makes the Golf Course suitable for year-round play.

DEVELOPMENT OF THE PROPERTY

Construction on the Golf Course began in October 1998 with the awarding of general contracts to Champion Construction of Kings Mountain, North Carolina. The Company hopes to complete construction of the course in May of 1999 and begin seeding at that time so that the course will be ready for play by October of 1999. If the Company is unable to begin seeding in the Spring of 1999, development and commencement of operations could be delayed for as much as a year while the Company waits for the 2000 growing season. Construction of the Golf Course clubhouse began in April of 1999. The Company expects to open the Golf Course for play prior to completion of the clubhouse. Water for the Golf Course will be obtained from ponds located on the Land. Aiken Electric Cooperative, Inc. will provide electrical power for the Golf Course.

The Company expects the total cost of development of the Golf Course to be approximately $6.3 million. The contract for the construction of the Golf Course itself is priced on a "fixed price" basis. The Company cannot predict what the actual terms of other construction contracts will be, but the Company expects that such construction contracts will be on a "cost plus" basis such that there will be no absolute cap on the cost of construction. Construction costs, even under the fixed price contract, are likely to change in response to constant interplay between on-going construction and planning. Consequently, the Company may have to pay substantially more to complete construction than initial estimates indicate.

Proceeds of the Offering were first used to reimburse the Manager for $733,016 of development costs financed by the Manager prior to the Offering, with remaining funds used to help finance completion of development of the Golf Course. Completion of development will also be financed through the credit facility with Regions Bank. The Company will use proceeds from operations to make payments on the credit facility.

Subsequent to year end, the Company entered into the credit facility with Regions Bank to finance development of the Golf Course and to provide operating capital. The facility provides for up to $3,300,000 in proceeds with an initial interest rate of 8.75%. The note is secured by a mortgage, from the Company, on the 252.6 acres of land with improvements thereon. Additionally, the note is secured by a Certificate of Deposit in the original principal amount of $400,000. The agreement provides for monthly interest only payments, beginning in March, 1999 and monthly principal and interest payments, for a term of fifty-nine (59) months beginning in February, 2001. In addition, the agreement provides for a single payment of approximately $2,670,000 on January 15, 2006.

COMPETITIVE CONDITIONS

The Company's primary areas of competition will be Aiken and North Augusta, both in South Carolina, and Augusta, Georgia. The area within a thirty to fifty mile radius of the Golf Course has the equivalent of approximately 40 18-hole golf courses. The Company believes that while its area of competition is highly competitive, there are adequate rounds of play remaining to be captured to enable the Company to compete successfully. See "ITEM 1: Business-Competition".

INSURANCE

Presently the Company has general liability coverage providing protection from liability for bodily injury and property damage arising from the Golf Course premises. Additionally, coverage is in place for Company vehicles and equipment.

The Company expects to purchase liability and casualty insurance tailored for a golf course from a commercial insurance provider, including the following types of additional coverage (1) pesticide and herbicide liability coverage providing pollution liability coverage for bodily injury and property damage due to the application of pesticides and herbicides, (2) liquor liability coverage to protect the Company from restaurant and bar exposure, (3) property coverage to protect Company buildings and building contents from loss due to fire, lightning, theft and vandalism, (4) workers compensation coverage providing employers liability and medical benefits to a Company employee injured on the job and (5) umbrella coverage to provide an extra layer of business liability protection over the underlying coverage described above. The Company may also purchase coverage protecting against employee dishonesty, burglary and robbery as it deems necessary. The Company does not intend to purchase coverage against damage due to hurricanes or tornadoes. The Company believes that the insurance it will purchase will adequately protect it and its property from loss due to liability or casualty.

REAL ESTATE TAXES

The Company does not know what its real estate taxes will be at this time because the Company understands that golf course real estate tax rates are unique to individual courses and are arrived at by negotiations between course operators and tax authorities. The Company understands that the 1997 real estate taxes for the neighboring golf courses of Pine Ridge and North Augusta were $13,216.64 and $19,822.00, respectively. The Company believes that its annual real estate taxes will be between $25,000 and $30,000 once the course is completed.

DEPRECIATION

Once Golf Course operations begin, the Company expects to take depreciation on improvements to the Golf Course, buildings, normal furniture, fixtures and equipment and computers and short-lived assets. The Company intends, for financial purposes, to depreciate the Golf Course construction as land improvements over a 30 year period. Pursuant to Rev. Rul. 55-290, for federal income tax purposes, the Company will not depreciate the Golf Course construction. The Company expects to depreciate all subsequent expenses for land improvements. The following table indicates the life, rate and method of depreciation the Company expects to take:

                                  FEDERAL INCOME TAX PURPOSES      FINANCIAL PURPOSES
                                 ------------------------------------------------------
                                   LIFE                          LIFE
ASSET                             (YEARS)         METHOD        (YEARS)       METHOD
-------------------------------  ----------  ---------------------------- -------------
Buildings                           39       straight-line        40      straight-line
Golf Course improvements            15       straight-line         *      straight-line
Normal furniture, fixtures &         7       double-declining      7      straight-line
    equipment                                balance
Computers & short-lived assets       5       double-declining      5      straight-line
                                             balance

The tax basis for all depreciable assets will be the cost of the assets to the Company.

*The estimated life of the Golf Course improvements for financial reporting purpose is to be determined.

ITEM 3

LEGAL PROCEEDINGS

None.

ITEM 4

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5

MARKET FOR REGISTRANT'S EQUITY AND RELATED MEMBER MATTERS

As of December 31, 1998, the Company had issued fifty-one (51) of its single class of $20,000 par value membership units (the "Membership Units") and had subscriptions for an additional 148 Membership Units. The subscription receivables totaling $2,812,000 reported at year end were received on or before January 15, 1999. As of the date of this report, the 199 Membership Units were held by thirty-nine (39) holders of record. The Company's Membership Units are not traded on any established public trading market, and it is not anticipated that such a market will develop in the future. No cash distributions were declared or paid during the year. Future distributions will depend on the levels of cash generated from operations, refinancings, and the availability of cash reserves.

In 1998, the Company offered 150 Membership Units at a purchase price of $20,000 per Membership Unit (or an aggregate purchase price of $3 million) in a public offering (the "Offering") registered with the U.S. Securities and Exchange Commission on a Registration Statement on Form S-11 (Commission File No. 333-59029, the "S-11"). The SEC declared the S-11 effective on November 9, 1998. The Offering terminated on December 31, 1998, and all 150 Membership Units offered were subscribed to by that date. The Company's total expenses in connection with the Offering were approximately $112,500, all of which were paid to persons not affiliated with the issuer. No underwriters were used in connection with the Offering, and the Company paid no underwriting discounts, commissions, or finders' fees to any person. The Company received net proceeds after offering expenses of $2,887,000 from the Offering. The Company used the Offering proceeds for liabilities incurred as of year end and expects to use the Offering proceeds during 1999, as follows:

                                               Incurred as of    Projected
                                                December 31,   expenditures
                                                    1998           1999           Total
                                             ----------------------------------------------
Golf Course development assets                   $  262,532     $ 1,454,409    $ 1,716,941
Purchase of  vehicles                                19,740         180,260        200,000
Purchase of Golf Course development
     assets from Manager                            606,484               -        606,484
Golf Course development expenses
     reimbursed to Manager                          106,792               -        106,792
Legal and accounting fees                            85,244          22,469        107,713
Consulting fees to Don Howard, President            100,000               -        100,000
Printing and other costs                             22,889         139,181        162,070
                                                -----------     -----------    -----------
                                                $ 1,203,681     $ 1,796,319    $ 3,000,000
                                                ===========     ===========    ===========

In addition to settling its liabilities at December 31, 1998, the Company further used Offering proceeds for ongoing development of the Golf Course. The Company does not expect total expenditures for the Golf Course development to materially differ from those reported in the S-11 (See ITEM 6. "Management's Discussion and Analysis or Plan of Operation").

The Manager paid all expenses related to the development of the Company's Golf Course prior to consummation of the Offering. Upon consummation of the Offering, the Company purchased all assets from the Manager and reimbursed expenses incurred by the Manager related to such development in the amounts indicated above. Such assets and expenses included design plans, surveys, marketing material, permits, market research, improvements to the Golf Course and initial construction related to the club house for the Golf Course. The price the Company paid for these assets was equal to the costs incurred by the Manager in the development of the Golf Course prior to consummation of the Offering plus interest at the prime rate as quoted in the WALL STREET JOURNAL. The legal, accounting, and consulting expenses listed above include a $100,000 payment to the Company's President, Donald P. Howard, for services rendered in formation of the Company.

The offering was originally intended to close on October 31, 1998. Because the Offering did not close until December 31, 1998 the amount of assets purchased from the Manager and expense reimbursements paid to the Manager increased from $251,000 as reported in the S-11 to $733,016.

One Membership Unit was issued to the Manager in a private placement for $20,000 cash upon formation of the Company, and these proceeds were used for general business purposes of the Company. Forty-eight Membership Units were issued to the Manager on December 31, 1998, in a private placement in exchange for the contribution of the 252.6 acres of land on which the Company's Golf Course is being constructed. The land was appraised in June of 1998 at an approximate aggregate value of $960,000, which equates to a price of $20,000 per Membership Unit. No underwriters were used in either private placement and no underwriters discounts or commissions were given or paid. The Company believes that both private placements were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The Company's net loss for the year ended December 31, 1998, and since inception, was $315,726. There were no revenues during the year as the Company is a development stage company and planned principal operations have not commenced. The Company did incur start up and organizational costs, and general and administrative expenses of $315,726 during the year. These expenses consisted primarily of professional and consulting fees.

Liquidity and Capital Resources

The Company intends to use the $3,000,000 offering proceeds for the following purposes in the order of priority in which they are listed. MV Development Company paid all of the expenses related to the development of the golf course prior to the consummation of the offering. As of December 31, 1998, MV Development Company had paid $626,224 in golf course development costs and $106,792 in expenses related to the development of the golf course. As of year end, the Company purchased these assets, reimbursed MV Development for the expenses incurred, and assumed the obligations of MV Development for the golf course construction. Remaining proceeds will be used to directly finance development of the golf course.

The Company expects the proceeds of this Offering to cover all of its expenditures through the end of April of 1999, after which borrowing under a credit facility is required to continue to finance expenditures. The Company expects total expenditures from November 1, 1998 to September 30, 1999 to be approximately $5,254,000. Of this amount, the Company expects that approximately $296,000 will be related to the cost of designing the golf course, market studies, legal, accounting and Offering fees and pre-opening marketing costs. The Company expects that, approximately $374,000 will be related to the purchase, lease, or maintenance of equipment, approximately $829,000 will be related to the construction of the golf course club house, cart storage and maintenance facilities and grounds, approximately $160,000 will be related to construction interest and $71,000 will be a reserve for operating losses. The Company expects to borrow approximately $2,746,000 under the credit facility and use $2,508,000 out of the expected $3,000,000 of gross offering proceeds to finance these expenditures. As of this filing, actual development costs have not materially differed from those projected in the Company's Form S-11 Prospectus previously filed with the SEC. However, because the Offering did not close on October 31, 1998 as intended but rather on December 31, 1998, the amount of assets purchased from the Manager and expense reimbursements paid to the Manager increased from $251,000 as reported in the S-11 to $733,016. The Company expects to have thirty-four (34) employees, including full-time and part-time, by the end of December 1999.

Year 2000

All technology users including the Company face a potential "Year 2000" or "Y2K" problem. The Company believes that it is not as susceptible to Year 2000 problems as many other companies because it is a new company with no existing equipment or contract with third parties who are susceptible to the Year 2000 problem. The Company has not and does not expect to expend a material amount of resources to address Year 2000 problems. The Manager will adhere to a policy of purchasing equipment that uses computer programs only if the equipment comes with a warranty that it is "Year 2000 compliant." Similarly, the Manager will adhere to a policy of contracting with third party suppliers and other contractors who will provide the Company with satisfactory representations or warranties regarding such third party's Year 2000 compliance. In the Company's worst case Year 2000 scenario, a supplier would cease to be able to meet its obligations to the Company in which case the Company would seek an alternative supplier. The Company cannot estimate the cost of such contingency but does not believe such cost would be substantial.

ITEM 7

FINANCIAL STATEMENTS

MOUNT VINTAGE PLANTATION GOLF CLUB, LLC

LIST OF FINANCIAL STATEMENTS

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        FINANCIAL STATEMENTS
             Balance sheet
             Statement of operations
             Statement of members' equity
             Statement of cash flows
             Notes to financial statements

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Members
    of Mount Vintage Plantation Golf Club, LLC


        We have audited the accompanying balance sheet of Mount Vintage Plantation Golf Club, LLC (a South Carolina Limited Liability Company) as of December 31, 1998, and the related statements of operations, members' equity and cash flows for the period from inception, May 26, 1998, to December 31, 1998. These financial statements are the responsibility of Mount Vintage Plantation Golf Club, LLC's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mount Vintage Plantation Golf Club, LLC as of December 31, 1998, and the results of its operations and its cash flows for the initial period then ended in conformity with generally accepted accounting principles.


                                   /s/ Elliott, Davis & Company, L.L.P.

Augusta, Georgia
March 26, 1999

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1998


                                ASSETS

CURRENT ASSETS
        Cash and cash equivalents                               $  207,023

 PROPERTY AND EQUIPMENT                                          1,878,977
                                                            ----------------
                                                               $ 2,086,000
                                                            ================
                  LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                      $ 1,133,726
         Accrued liabilities                                       100,000
                                                            ----------------
                  Total current liabilities                      1,233,726
                                                            ----------------
COMMITMENTS

MEMBERS' EQUITY
         Membership units ($20,000 par, 51 issued and 148        3,980,000
           subscribed)
         Deficit accumulated during the development stage         (315,726)
                                                            ----------------
                                                                 3,664,274
         Less: membership units subscribed                      (2,812,000)
                                                            ----------------
                                                                   852,274
                                                            ----------------
                                                            $    2,086,000
                                                            ================

    The accompanying notes are an integral part of this financial statement.

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
        FOR THE PERIOD FROM INCEPTION, MAY 26, 1998, TO DECEMBER 31, 1998


REVENUE                                                    $            -

EXPENSES
        Consulting fees                                           100,000
        Professional fees                                         137,553
        Advertising                                                38,127
        Salaries and benefits                                      22,254
        Other costs                                                17,792
                                                           ---------------
         Net loss                                                 315,726

ACCUMULATED DEFICIT, INCEPTION                                          -
                                                           ---------------
ACCUMULATED DEFICIT, END OF PERIOD                             $  315,726
                                                           ===============


    The accompanying notes are an integral part of this financial statement.

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                          (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF MEMBERS' EQUITY
        FOR THE PERIOD FROM INCEPTION, MAY 26, 1998, TO DECEMBER 31, 1998


                              Membership units
                                (20,000 par)
                           -----------------------
                                                                             Deficit
                                                     Membership            accumulated
                            No. of                      unit               during the
                             units      Amount      subscriptions      development stage    Total
                           ---------- ------------  --------------     ----------------  ----------
BALANCE, INCEPTION                 -      $     -       $       -           $        -      $     -
Membership units, issued
   for land                       48      960,000               -                    -      960,000
Membership units, issued
   for cash                        3       60,000               -                    -       60,000
Membership units,
   subscribed to                 148    2,960,000      (2,812,000)                   -      148,000
Net loss                           -            -               -             (315,726)    (315,726)
                           ---------- ------------  ----------------   ----------------  ----------
BALANCE, END OF
   PERIOD                        199   $3,980,000    $ (2,812,000)        $    (315,726)  $ 852,274
                           ========== ============  ================   ================  ==========

    The accompanying notes are an integral part of this financial statement.

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
        FOR THE PERIOD FROM INCEPTION, MAY 26, 1998, TO DECEMBER 31, 1998

OPERATING ACTIVITIES
        Net loss                                                          $  (315,726)
        Adjustments to reconcile net loss to net
           cash provided by operating activities
           Changes in deferred and accrued amounts
             Accounts payable                                               1,133,726
             Accrued liabilities                                              100,000
                                                                        ---------------
                 Net cash provided by operating activities                    918,000
                                                                       ----------------
INVESTING ACTIVITIES
          Purchase of property and equipment                                 (918,977)

FINANCING ACTIVITIES
         Proceeds from issuance of membership units                           208,000
                                                                       ----------------
         Net increase in cash and cash equivalents                            207,023

CASH AND CASH EQUIVALENTS, INCEPTION                                                -
                                                                       ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  207,023
                                                                       ================

NONCASH INVESTING AND FINANCING ACTIVITIES
          Issuance  of 48 membership units to MV Development
              Co., LLC in exchange for land                                $  960,000
                                                                       ================
          148 membership units subscribed to as of year end with
               subscription receivables due January 15, 1999              $ 2,812,000
                                                                       ================

    The accompanying notes are an integral part of this financial statement.

                     MOUNT VINTAGE PLANTATION GOLF CLUB, LLC
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS ACTIVITY
    MOUNT VINTAGE PLANTATION GOLF CLUB, LLC (the Club) is a newly-formed, manager-managed, term limited liability corporation which was organized in May, 1998. The Club was formed solely to develop and operate a golf course at Mount Vintage Plantation, a residential and equestrian community located between Edgefield, South Carolina and Augusta, Georgia.

BASIS OF PRESENTATION
    The Club is a development stage enterprise as defined by Statement of Financial Standards Number 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all of its efforts to establish the Club. The Club's planned principal operations have not commenced and revenue has not been recognized from the planned principal operations.

CASH AND CASH EQUIVALENTS
    The Club considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Club places its temporary cash investments with high credit quality financial institutions. At times such investments may be in excess of FDIC insurance limits.

INCOME TAXES
    The Club anticipates that it will be classified as a partnership for Federal income tax purposes, and as such it will not be subject to income tax. Under this classification the Club's income, deductions and credits are reported by the Club's members on their individual income tax returns. Therefore no provision for income taxes is recorded by the Club.

ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT
    Property and equipment are recorded at historical cost, except for land acquired in an exchange for membership units (See Note 4). Once property and equipment are placed into operation, provisions for depreciation and amortization are made by charges to income at rates based upon the estimated useful lives of the assets and are computed by the straight-line method for financial reporting purposes and accelerated methods for tax purposes. Major additions for capital assets are capitalized as constructed. The carrying amount of land is not depreciated.

The following accounting policies will be enacted upon the commencement of the Club's planned principal operations.

        INVENTORIES
               Inventories are stated at lower of cost or market using the first-in, first-out (FIFO) method.

        MEMBERSHIP DUES
               Membership dues are recognized as revenue in the applicable membership period. Any unearned amounts are included in deferred revenue at the end of each accounting period.

        INITIATION FEES
               Initiation fees are recorded as revenue over the life of an expected membership of ten years.

NOTE 2 - LIMITED LIABILITY CORPORATION

        The Club has been organized as a South Carolina Limited Liability Company by the issuance of a certificate of organization for the Company by the Secretary of State of South Carolina. As a result, the members' liability is limited. MV Development Co., LLC is designated as the Manager.

NOTE 3 - PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

Assets under development
     Land                                            $  960,000
     Golf course development in progress                849,406
     Clubhouse                                           49,831
                                                     ----------
             Total assets under development           1,859,237
Vehicles                                                 19,740
                                                     ----------
                                                     $1,878,977
                                                     ==========

        Assets under development are recorded at cost, except for land contributed by the Manager which is recorded at fair market value (See Note 4). Cost includes all expenditures incurred in acquiring the asset and preparing it for its intended and productive use and interest costs on related debt obligations which are capitalized until the asset is substantially completed and ready for its intended and productive use.

NOTE 4 - RELATED PARTY TRANSACTIONS, COMMITMENTS, AND SUBSEQUENT EVENTS

        The Club issued forty-eight (48) membership units to the Manager (MV Development Company, LLC) in exchange for 252.6 acres of land. The land contributed by the Manager was assigned a fair market value of $960,000 based upon its appraised value. The number of membership units issued was calculated by dividing the fair market value of the land by the par value of a membership unit.

        The Club's president/CEO was paid $100,000 for consulting services relating to formation of the Club.

        Pursuant to the consummation of the December 31, 1998 offering, the Club assumed the obligations the Manager incurred for the development of the golf course. As of year end, contracts totaling $1,132,146, with a remaining contract balance of $401,435 were executed.

        As of year end, one hundred forty-eight (148) of the Club's membership units were subscribed to. Subsequent to year end, membership unit subscriptions receivable of $2,812,000 were received.

        Subsequent to year end, the Club entered into a credit facility with a bank to finance development of the golf course and to provide operating capital. The facility provides for up to $3,300,000 in proceeds with an initial interest rate of 8.75%. The note is secured by a mortgage, from the Club, on the 252.6 acres of land with improvements thereon. Additionally, the note is secured by a Certificate of Deposit in the original principal amount of $400,000. The agreement provides for monthly interest only payments, beginning in March, 1999 and monthly principal and interest payments, for a term of fifty-nine (59) months beginning in February, 2001. In addition, the agreement provides for a single payment of approximately $2,670,000 on January 15, 2006.

ITEM 8

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 19, 1999, Mount Vintage Plantation Golf Club, LLC, a South Carolina limited liability company (the "Company"), dismissed Serotta Maddocks Evans & Co., CPAs ("SME") as its independent accountant engaged as the principal accountant to audit the Company's financial statements and, on March 19, 1999, retained Elliott, Davis & Company, LLP ("Elliott, Davis") in its place. SME recommended that the Company change its independent accountants and recommended Elliott, Davis in particular because SME does not generally provide services to SEC reporting companies. The Company believes that Elliott, Davis has substantial experience in providing services to SEC reporting companies and will be able to provide fully adequate services to the Company. The decision to change the Company's independent accountants was made by the Company's Manager, MV Development Company, LLC, a South Carolina limited liability company.

        No report of SME on any financial statements of the Company contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles. The Company and SME have had no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of SME, would have caused SME to make reference to the subject matter of the disagreements in connection with any report by SME.

        Prior to retaining Elliott, Davis as its principal independent accountant, the Company consulted Elliott, Davis in connection with the preparation of the Company's first Quarterly Report on Form 10-QSB filed with the Commission (File No. 333-15029) for the Company's third quarter of the 1998 fiscal year (the "10-QSB"). The Company has also consulted Elliott, Davis in connection with the preparation of its Annual Report on Form 10-KSB for the 1998 fiscal year (the "10-KSB"). The Company expects that Elliott, Davis will provide a report on the financial statements of the Company contained in the 10-KSB. Elliott, Davis provided the Company and SME with general advice on the organization and preparation of the financial disclosure contained in the 10-QSB and the 10-KSB. None of these consultations resulted from any disagreement between the Company and SME.

        The Company filed a current report on Form 8-K dated March 31, 1999, with the Commission on April 6, 1999 (Commission File No. 333-59029), pertaining to the change in its independent accountants and containing a letter from SME expressing its concurrence with the aforementioned discussion. An amended Form 8-K dated March 19, 1999, was filed with the Commission on April 14, 1999.

PART III

ITEM 9

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

The business and affairs of the Company are managed by its Manager: MV Development Company, LLC a member-managed, term South Carolina limited liability company, formed in 1995 ("Development"). Its term expires on December 31, 2050. A majority of the interests in Development is owned by Mount Vintage Property Co., Inc., a South Carolina corporation formed in 1992 ("Property"). Property is primarily engaged in the business of owning and managing the approximately 4,000 acres of property which comprise Mount Vintage Plantation. Development is primarily engaged in the business of developing lots within Mount Vintage Plantation for residential use. Property is owned in equal shares by Bettis C. Rainsford and Talmadge Knight. Mssrs. Rainsford and Knight also own the minority interest in Development, and Mr. Rainsford has authority to conduct Development's business. See "Item 12. Certain Relationships and Related Transactions".

The Operating Agreement provides that the Manager may, from time to time, designate officers of the Company. The names and ages of the directors and executive officers of MV Development Company, LLC and the Company are set forth below. There are no family relationships between or among any officers and directors.

                                                        Date
                                                      Position
Name                 Age   Position                   Obtained    Company
------------------------------------------------------------------------------------------
Bettis C. Rainsford  47    Secretary/Treasurer         5/8/92     Mount Vintage   Property
                                                                     Company, Inc.
                           Member                      2/3/95     MV Development  Company,
                                                                     LLC
                           Secretary/Treasurer/CFO     5/26/98    Mount Vintage  Plantation
                                                                     Golf   Club, LLC

Talmadge Knight      57    President/Director          1/1/98     Mount Vintage    Property
                                                                     Company, Inc.
                           Member                      1/1/98     MV Development Company,
                                                                      LLC
                           Vice President              5/26/98    Mount Vintage Plantation
                                                                      Golf Club, LLC

Donald Price Howard  52    President/CEO               5/26/98    Mount Vintage Plantation
                                                                      Golf Club, LLC

BETTIS C. RAINSFORD has been a director, Executive Vice President and Chief Financial Officer of Delta Woodside Industries, Inc. ("DWI") or its predecessors from the founding of its predecessors in 1984. Mr. Rainsford has served as Treasurer of DWI or its predecessors from 1984 to 1986, from August 1988 to November 1988 and from 1990 to the present. He is a director, Executive Vice President, Chief Financial Officer and Treasurer of DWI's subsidiary, Delta Mills, Inc. He is also President of The Rainsford Development Corporation, which is engaged in general business development activities in Edgefield, South Carolina. Mr. Rainsford serves as a director of Martin Color-Fi, Inc. Mr. Rainsford received his B.A. degree in 1973 from Harvard College and his J.D. degree from the University of South Carolina School of Law in 1976.

TALMADGE KNIGHT is founder, President and a director of Knight Textile Co., an apparel manufacturing company formed in 1971, which supplies private label and branded merchandise to major department stores and specialty stores in the United States. Knight Textile Co. is a private company with its headquarters in Saluda, South Carolina.

DONALD PRICE HOWARD, 52, has been Assistant Professor of Management and Marketing at the Augusta State University College of Business Administration since 1996. He is founder, President, and a director of Genin Corporation ("Genin"), formed in 1987 and located in Augusta, Georgia. He has served as Genin's President since its formation. Genin formerly was a retail and wholesale apparel brokerage and consulting firm and is now a real estate holding corporation. He was also President and a director of Commercial Driver Training, Inc., formed in 1995 and located in Augusta, Georgia, and had been its President until August 1998. Mr. Howard worked for Belk Stores from 1968 to 1987, where he became a director and Vice President in 1975 and Executive Vice President and a partner in 1981. Mr. Howard holds an MBA from the University of South Carolina.

ITEM 10

EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

 Name & Principal Position                Year                   Compensation
 -------------------------                ----                   ------------
Donald P. Howard, President               1998                     $100,000


Mr. Howard was paid $100,000 following closing of the Offering in compensation for his services relating to formation of the Company. The Company has not yet determined whether or how Mr. Howard will be compensated for his services as president following closing of the Offering. The Company believes that Mr. Howard will be retained as president for a reasonable compensation; however, there can be no assurance that Mr. Howard and the Company will be able to arrive at a satisfactory compensation package, and Mr. Howard could leave the Company to its financial detriment. Messrs. Knight and Rainsford will receive no compensation for their service as officers of the Company.

ITEM 11

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

As of January 1, 1999 there were fifty-one (51) Membership Units issued and another 148 subscribed to. All Membership Units subscribed to were paid for and issued by

January 15, 1999. The following table sets forth certain information, as of March 31, 1999 with respect to the ownership of membership units by: (i) any person or group who is known to the Company to be the beneficial owner of more than 5% of the membership units, (ii) the manager and officers of the Company; and (iii) the manager and officers of the Company as a group.

Name of beneficial owner                         Units          Percentage
------------------------                         -----          ----------

MV Development Company, LLC (1)
P.O. Box 388
Edgefield, SC  29824
(Talmadge Knight and Bettis C. Rainsford)          156              78.4%

Donald P. Howard                                     5               2.5%

Manager and officers as a group                    161              80.9%

(1) MV Development Company, LLC is a majority-owned subsidiary of Mount Vintage Property Co., Inc., which in turn is owned equally by Messrs. Bettis C. Rainsford and Talmadge Knight, who are also the minority owners of MV Development Company, LLC. See "Item 12. Certain Relationships and Related Transactions".

ITEM 12

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Manager is MV Development Company, LLC, a South Carolina LLC ("Development"). A majority of the interests in Development is owned by Mount Vintage Property Co., Inc., a South Carolina corporation ("Property"). Property is primarily engaged in the business of owning and managing the approximately 4,000 acres of property which comprise Mount Vintage Plantation. Development is primarily engaged in the business of developing lots within Mount Vintage Plantation for residential use. The golf course will be located in Mount Vintage Plantation. Property is owned in equal shares by Bettis C. Rainsford and Talmadge Knight. Messrs. Rainsford and Knight own the minority interests in and Mr. Rainsford has managerial control over Development. Donald P. Howard, in addition to his service as the Company's President and CEO, performs services for the Manager related to its property development activities.

Bettis C. Rainsford                                           Talmadge Knight

                                  Mount Vintage
                               Property Co., Inc.

                          MV Development Company, LLC

                            Mount Vintage Plantation
                                 Golf Club, LLC

Chart indicating that Messrs. Rainsford and Knight equally own Mount Vintage Property Co., Inc. and MV Development Company, LLC. Part of their ownership of MV Development Company, LLC is indirect ownership through Mount Vintage Property Co., Inc. The chart also indicates that MV Development Company, LLC is an owner of the Company.

The Manager received 48 Membership Units in a private placement in exchange for its contribution of the land for the Golf Course to the Company. The number of Membership Units received by the Company were determined by dividing the fair market value of the land, as determined by independent appraisal to be approximately $4,000 per acre, by the par value of a Membership Unit. The Manager also purchased one Membership Unit for $20,000 upon formation of the Company and one hundred seven (107) Membership Units, for $20,000 each, upon consummation of the December 31, 1998 Offering. As of this filing, the Manager owns 156, or 78.4%, of the Membership Units.

Donald P. Howard, the President of the Company, purchased five (5) Membership Units, for $20,000 each, upon consummation of the December 31, 1998 Offering. As of this filing, Mr. Howard owns 5, or 2.5%, of the Membership Units.

The Manager developed the Golf Course prior to consummation of the December 31, 1998 Offering. Subsequent to the Offering, Offering proceeds were used to purchase $626,224 of development assets from the Manager and reimburse the Manager for $106,792 in general and administrative expenses.

The Operating Agreement permits the Manager to make loans to the Company in the future on terms that are at least as favorable to the Company as the terms the Company could be reasonably expected to receive from unrelated third parties in arm's length transactions.

The Operating Agreement provides that the Manager may designate a stated compensation for itself subject to the approval of holders of a majority of the membership interest in the Company entitled to vote. The Company expects to pay the Manager a fee for its services of $1,000 per month beginning in October, 1999.

Mr. Howard provides various marketing services to the Manager in connection with matters unrelated to the Company for which he receives compensation. Mr. Howard also expects to purchase a tract of real estate in Mount Vintage Plantation from the Manager in connection with his services to the Manager on matters unrelated to the Company.

ITEM 13

EXHIBITS AND RELATED REPORTS ON FORM 8-K

(a)     Exhibits -

        3.1 Articles of Organization of the Company: Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Commission File No. 333-59029, hereinafter, the "S-11").

        3.2 Operating Agreement of the Company: Incorporated by reference to the Prospectus contained in the S-11.

        4.1     Articles of Organization of the Company: Included in Exhibit
                3.1.

        4.2     Operating Agreement of the Company: Included in Exhibit 3.2.

        10.1 Construction Contract between the Company and Champion Contracting Company: Incorporated by reference to Exhibit 10.3 to the S-11.

        10.2 Design contract by and between MV Development Company, LLC and Tom Jackson, Inc. dated March 17, 1998: Incorporated by reference to Exhibit 10.1 to the S-11.

        10.3    Letter Contract between MV Development Company, LLC and Donald
                P. Howard dated December 1, 1997: Incorporated by reference to
                Exhibit 10.2 to the S-11.

        10.4 Credit facility agreement between the Company and Regions Bank dated February 24, 1999: to be filed by amendment.

        16.1 Letter from Serotta Maddocks Evans & Co., CPAs regarding change in certifying accountant: Incorporated by reference to Exhibit
                16.1 to the Company's report on Form 8-K dated March 19, 1999 (Commission File No. 333-59029)

        27.1    Financial Data Schedule: Included in electronic filing only.

(b)     Reports on Form 8-K.

A Form 8-K dated December 31, 1998, was filed with the Securities and Exchange Commission on January 15, 1999. This filing discloses that the Company consummated the offering of its membership units and that the Manager transferred to the Company title to approximately 252.6 acres of land.

A Form 8-K dated March 31, 1999, was filed with the Securities and Exchange Commission on April 6, 1999. This filing discloses that the Company changed its auditors for the audit of the December 31, 1998 financial statements. An amended Form 8-K dated March 19, 1999 was filed on April 14, 1999.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Mount Vintage Plantation Golf Club, LLC


                              /s/ Donald P. Howard
                              --------------------------------------------------
                              Donald P. Howard
                              President, duly authorized representative

                              Date: April 14, 1999


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the dates indicated.


/s/ Donald P. Howard              President & Chief              4/14/99
-------------------------------   Executive Officer          --------------
Donald P. Howard                                                  Date


/s/ Bettis C. Rainsford           Secretary, Treasurer           4/14/99
-------------------------------   Chief Financial Officer    --------------
Bettis C. Rainsford               Chief Accounting Officer        Date


MV Development Company, LLC       Manager

By:  /s/ Bettis C. Rainsford                                     4/14/99
     -------------------------                               --------------
Bettis C. Rainsford, Member                                       Date


                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
                 REPORTS FILED PURSUANT TO SECTION 15(d) OF THE
                      EXCHANGE ACT BY NON-REPORTING ISSUERS

        The Company will provide its Members with a copy of this Annual Report on Form-10KSB in fulfillment of the requirement in its Operating Agreement which provides its Members with an annual report containing audited financial statements.