Form 10KSB/A
period 1998-12-31
MOUNT VINTAGE PLANTATION GOLF CLUB LLC
filed 1999-04-16
CIK 1065933

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  Form 10-KSB/A

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

Included herein is Exhibit 10.4 to the Company's Annual Report on Form 10-KSB filed on April 15, 1999, that Item 13 thereof indicated would be filed by amendment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Mount Vintage Plantation Golf Club, LLC


                              /s/ Bettis C. Rainsford
                              --------------------------------------------------
                              Bettis C. Rainsford Secretary & Treasurer
                              duly authorized representative

                              Date: April 16, 1999